Form 10-K
period 1995-12-31
GREAT WESTERN BANK
filed 1996-03-29
CIK 741511

              THE SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.  20549
                            FORM 10-K


                GREAT WESTERN BANK, A FEDERAL SAVINGS BANK
           (as Seller and Servicer under certain Pooling and
       Servicing Agreements providing for the issuance of Mortgage
              Pass-Through Certificates, issuable in series)


(Mark One)

 x    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE       ACT OF 1934
For the fiscal year ended                  December 31, 1995
                          -------------------------------------------------
                                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
                               -------------------    -----------------

Commission file number                    2-89769
                      ------------------------------------------
            GREAT WESTERN BANK, A FEDERAL SAVINGS BANK
     --------------------------------------------------------
         (Exact name of registrant as specified in its charter)

       Federal Charter                              95-0526940
- - ------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

       9200 Oakdale Avenue, Chatsworth, California     91311
- - -------------------------------------------------------------------
          (Address of principal executive offices)  (Zip Code)

                          (818) 775-3411
- - -------------------------------------------------------------------
             (Bank's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

NOTE: Registrant is filing this Annual Report on Form 10-K with reduced disclosure format pursuant to exemptive orders obtained from the Securities and Exchange Commission on September 4, 1987 and January 12, 1989.

                  Total number of pages including exhibits = 12
                  Exhibit index is at page 8

                                PART I

      ITEM 1. BUSINESS. Great Western Bank, A Federal Savings Bank (the "Registrant") is filing this Annual Report on Form 10-K (the "Annual Report") in its capacity as servicer of certain adjustable rate, 1-4 unit residential loans under Pooling and Servicing Agreements (collectively, the "Agreements") between the Registrant and Banker's Trust Co. of California, as trustee (the "Trustee"), each of which established a separate mortgage loan pool (each, a "Mortgage Pool"). Mortgage Pass-Through Certificates, Class A, Series 1987-1, Series 1988-1, Series 1988-2, Series 1988-3, Series 1988-4, Series
1988-5 and Series 1989-1 (each, a "Certificate Series," and collectively, the "Class A Certificates"), have been issued pursuant to the Agreements, with each such series evidencing an undivided beneficial interest in the Mortgage Pool established by the related Agreement.

      In filing this Annual Report, the Registrant is using a reduced disclosure format pursuant to exemptive orders obtained from the Securities and Exchange Commission on September 4, 1987 and January 12, 1989 (the "Orders").

      ITEM 2. PROPERTIES. Pursuant to the terms of the Orders, reference is hereby made to the annual statement as to compliance delivered to the Trustee with respect to the Mortgage Pools (the "Annual Statement as to Compliance"), filed as Exhibit 28.1 to this Annual Report.

      ITEM 3. LEGAL PROCEEDINGS. There are no material pending legal proceedings involving any Mortgage Pool, the Trustee or the Registrant relating to any Certificate Series.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. No vote or consent of holders of any Certificate Series was solicited for any purpose during the calendar year covered by this Annual Report.


                                  PART II

      ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. To the best knowledge of the Registrant, the Class A Certificates are traded in the secondary market.

      As of December 31, 1995, based on information provided to the Registrant by the Trustee, the Class A Certificates were held of record by the number of holders specified in the following table:

Certificate            Number of
  Series                Holders
- - -----------            ---------

  1987-1                    7
  1988-1                    6
  1988-2                    3
  1988-3                    3
  1988-4                    5
  1988-5                    5
  1989-1                    5


      ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. Pursuant to the terms of the Orders, reference is hereby made to the annual independent public accountants' servicing report delivered to the Trustee with respect to the Mortgage Pools (the "Annual Independent Accountants' Servicing Report"), filed as Exhibit 28.2 to this Annual Report.

      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. Not Applicable.


                               PART III

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The Registrant does not maintain records regarding persons known to it to be the record owners of more than 5% of each Certificate Series. Pursuant to the Orders, the record owners of more than 5% of each Certificate Series as of December 31, 1995 are set forth below. Such information has been provided to the Registrant by the Trustee.

                                                             Percent of
                                                            Certificate
Certificate    Name and Address              Amount Held      Series
  Series       of Record Holder               of Record    Held of Record
- - -----------    ----------------             ------------   --------------

1987-1         Cede & Co                    $115,325,000             56.4
               c/o Depository Trust Co.
               Dividend Announcements
               7 Hanover Square, 22nd Fl
               New York, NY  10004

1987-1        Guaranty Federal                75,150,000             36.8
              Savings Bank
              8333 Douglas Avenue
              Dallas, TX  75225

1988-1        Cede & Co                      156,375,000             80.8
              c/o Depository Trust Co.
              Dividend Announcements
              7 Hanover Square, 22nd Fl
              New York, NY  10004

1988-1        Guaranty Federal                31,750,000             16.4
              Savings Bank
              8333 Douglas Avenue
              Dallas, TX  75225


1988-2        Cede & Co.                      81,000,000             40.8
              c/o Depository Trust Co.
              Dividend Announcements
              7 Hanover Square, 22nd Fl
              New York, NY  10004

1988-2        Bankcan & Co.                  117,450,000             59.2
              Bankers Trust Company
              Attn.  FHLB Unit
              16 Wall Street
              New York, NY  10015

1988-3        Cede & Co.                      44,300,000             44.3
              c/o Depository Trust Co.
              Dividend Announcements
              7 Hanover Square, 22nd Fl
              New York, NY  10004

1988-3        Guaranty Federal                55,750,000             55.7
              Savings Bank
              8333 Douglas Avenue
              Dallas, TX  75225

1988-4        Home Savings Ban 01              5,000,000              5.0
              Home Savings Bank of Florida
              P.O. Box 2168
              Hollywood, FL  33022

1988-4        Guaranty Federal                57,000,000             57.0
              Savings Bank
              8333 Douglas Avenue
              Dallas, TX  75225

1988-4        Bost & Co.                      19,000,000             19.0
              c/o Mellon Bank
              P.O. Box 3195
              Pittsburgh, PA  15230-3195

1988-4        Cede & Co.                      19,000,000             19.0
              c/o Depository Trust Co.
              Dividend Announcements
              7 Hanover Square, 22nd Fl
              New York, NY  10004

1988-5        Cede & Co.                      66,000,000             66.0
              c/o Depository Trust Co.
              Dividend Announcements
              7 Hanover Square, 22nd Fl
              New York, NY  10004

1988-5        Guaranty Federal                33,050,000             33.0
              Savings Bank
              8333 Douglas Avenue
              Dallas, TX  75225

1989-1        Cede & Co.                      68,000,000             68.0
              c/o Depository Trust Co.
              Dividend Announcements
              7 Hanover Square, 22nd Fl
              New York, NY  10004

1989-1        Anchor Savings Bank, FSB        16,000,000             16.0
              c/o Dime Savings Bank of
              New York
              European American Bank Plaza
              East Tower - 13th Floor
              Uniondale, NY  11556-0123
              Attn:  Investment Acctg.

1989-1        Guaranty Federal                15,000,000             15.0
              Savings Bank
              8333 Douglas Avenue
              Dallas, TX  75225

/TABLE

                                  PART IV

      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K.

      (a) and (c) Exhibits. Pursuant to the Orders, the Registrant includes as exhibits to this Annual Report the Annual Statement as to Compliance and the Annual Independent Accountants' Servicing Report.


Exhibit
  No.
- - -------

  28.1      Annual Statement as to Compliance for Certificate
            Series 1987-1 through 1989-1

  28.2     Annual Independent Accountants' Servicing Report for
           Certificate Series 1987-1 through 1989-1.


      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
TO SECTION 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH
HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES
EXCHANGE ACT OF 1934.

      No annual report or proxy material with respect to the period covered by this Annual Report on Form 10-K has been sent to the holders of the Class
A Certificates.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT WESTERN BANK, A FEDERAL SAVINGS BANK

/s/John F. Maher                                        March 26, 1996
- - -----------------------------                         --------------
John F. Maher, President                                   Date
  and Chief Executive

                            POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes John F. Maher, Carl F. Geuther and Barry R. Barkley, and each of them or any of them, as attorney-in-fact to sign on his or her behalf as an individual and in every capacity stated below, and to file all amendments to the registrant's Form
10-K, and the registrant hereby confers like authority to sign and file in its behalf.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 1996, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John F. Maher
- - ---------------------------------------------
John F. Maher, President and Chief Executive
(Principal Executive Officer)

/s/ Carl F. Geuther
- - ------------------------------------------------------------------
Carl F. Geuther, Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ Barry R. Barkley
- - ----------------------------------------------------
Barry R. Barkley, Senior Vice President, Controller
(Principal Accounting Officer)

/s/ James F. Montgomery
- - -------------------------------------------------------
James F. Montgomery, Director and Chairman of the Board

/s/ Dr. David Alexander                /s/ Enrique Hernandez, Jr.
- - ---------------------------------      ---------------------------------
Dr. David Alexander, Director          Enrique Hernandez, Jr., Director

/s/ H. Frederick Christie              /s/ Charles D. Miller
- - ---------------------------------      ---------------------------------
H. Frederick Christie, Director        Charles D. Miller, Director

/s/ Stephen E. Frank                   /s/ Dr. Alberta E. Siegel
- - ---------------------------------      ---------------------------------
Stephen E. Frank, Director             Dr. Alberta E. Siegel, Director

/s/ John V. Giovenco                   /s/ Willis B. Wood, Jr.
- - ---------------------------------      ---------------------------------
John V. Giovenco, Director             Willis B. Wood, Jr., Director

/s/ Firmin A. Gryp
- - -------------------------------
Firmin A. Gryp, Director

                              EXHIBIT INDEX


                                                              Sequentially
Exhibit                                                           Numbered
  No.                       DESCRIPTION                               Page
- - -------   -------------------------------------------------   ------------

  28.1   Annual Statement as to Compliance for Certificate              9
         Series 1987-1 through 1989-1

  28.2   Supplemental Report of Independent Accountants on             10
         Agreed Upon Procedures Relating to Requirements
         of Certain Pooling and Servicing Agreements

