Form 10-K
period 1996-12-31
GREAT WESTERN BANK
filed 1997-03-31
CIK 741511

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

For the fiscal year ended                  December 31, 1996
                          -------------------------------------------------
                                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -----------------

Commission file number                    2-89769
                      ------------------------------------------
            GREAT WESTERN BANK, A FEDERAL SAVINGS BANK
     --------------------------------------------------------
   (Exact name of registrant as specified in its charter)

       Federal Charter                              95-0526940
------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

       9200 Oakdale Avenue, Chatsworth, California     91311
-------------------------------------------------------------------
          (Address of principal executive offices)  (Zip Code)

                          (818) 775-3411
-------------------------------------------------------------------
       (Bank's telephone number, including area code)

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

                  Total number of pages including exhibits = 14
                  Exhibit index is at page 10

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

      As of December 31, 1996, based on information provided to the Registrant by the Trustee, the Class A Certificates were held of record by the number of holders specified in the following table:


Certificate            Number of
  Series                Holders
-----------            ---------

  1987-1                    5
  1988-1                    6
  1988-2                    3
  1988-3                    3
  1988-4                    4
  1988-5                    5
  1989-1                    5


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

      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. Not Applicable.


                               PART III

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The Registrant does not maintain records regarding persons known to it to be the record owners of more than 5% of each Certificate Series. Pursuant to the Orders, the record owners of more than 5% of each Certificate Series as of December 31, 1996 are set forth below. Such information has been provided to the Registrant by the Trustee.


                                                             Percent of
                                                            Certificate
Certificate    Name and Address              Amount Held      Series
  Series       of Record Holder               of Record    Held of Record
-----------    ----------------             ------------   --------------

1987-1         Cede & Co                    $118,825,000             58.1
               c/o Depository Trust Co.
               Dividend Announcements
               7 Hanover Square, 22nd Fl
               New York, NY  10004

1987-1        Guaranty Federal                75,150,000             36.8
              Savings Bank
              8333 Douglas Avenue
              Dallas, TX  75225

1988-1        Cede & Co                      156,375,000             80.8
              c/o Depository Trust Co.
              Dividend Announcements
              7 Hanover Square, 22nd Fl
              New York, NY  10004

1988-1        Guaranty Federal                31,750,000             16.4
              Savings Bank
              8333 Douglas Avenue
              Dallas, TX  75225


1988-2        Cede & Co.                      81,000,000             40.8
              c/o Depository Trust Co.
              Dividend Announcements
              7 Hanover Square, 22nd Fl
              New York, NY  10004

1988-2        Bankcan & Co.                  117,450,000             59.2
              Bankers Trust Company
              Attn.  FHLB Unit
              16 Wall Street
              New York, NY  10015

1988-3        Cede & Co.                      44,300,000             44.3
              c/o Depository Trust Co.
              Dividend Announcements
              7 Hanover Square, 22nd Fl
              New York, NY  10004



1988-3        Guaranty Federal                55,750,000             55.7
              Savings Bank
              8333 Douglas Avenue
              Dallas, TX  75225


1988-4        Guaranty Federal                57,000,000             57.0
              Savings Bank
              8333 Douglas Avenue
              Dallas, TX  75225

1988-4        Bost & Co.                      19,000,000             19.0
              c/o Mellon Bank
              P.O. Box 3195
              Pittsburgh, PA  15230-3195

1988-4        Cede & Co.                      24,000,000             24.0
              c/o Depository Trust Co.
              Dividend Announcements
              7 Hanover Square, 22nd Fl
              New York, NY  10004

1988-5        Cede & Co.                      66,000,000             66.0
              c/o Depository Trust Co.
              Dividend Announcements
              7 Hanover Square, 22nd Fl
              New York, NY  10004

1988-5        Guaranty Federal                33,050,000             33.0
              Savings Bank
              8333 Douglas Avenue
              Dallas, TX  75225

1989-1        Cede & Co.                      68,000,000             68.0
              c/o Depository Trust Co.
              Dividend Announcements
              7 Hanover Square, 22nd Fl
              New York, NY  10004

1989-1        Anchor Savings Bank, FSB        16,000,000             16.0
              c/o Dime Savings Bank of
              New York
              European American Bank Plaza
              East Tower - 13th Floor
              Uniondale, NY  11556-0123
              Attn:  Investment Acctg.

1989-1        Guaranty Federal                15,000,000             15.0
              Savings Bank
              8333 Douglas Avenue
              Dallas, TX  75225

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


Exhibit
  No.
-------

  28.1      Annual Statement as to Compliance for Certificate
            Series 1987-1 through 1989-1

  28.2      Supplemental Report of Independent Accountants on
            Agreed Upon Procedures Relating to Requirements of Certain Pooling and Servicing Agreements for
            Mortgage Pass-Through Certificates


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

/s/John F. Maher                                        March 31, 1997
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 1997, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John F. Maher
----------------------------------------------------
John F. Maher, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Carl F. Geuther
------------------------------------------------------------------
Carl F. Geuther, Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

/s/ Barry R. Barkley
----------------------------------------------------
Barry R. Barkley, Senior Vice President and Controller
(Principal Accounting Officer)

/s/ James F. Montgomery
-------------------------------------------------------
James F. Montgomery, Director and Chairman of the Board

/s/ Dr. David Alexander                /s/ Enrique Hernandez, Jr.
---------------------------------      ---------------------------------
Dr. David Alexander, Director          Enrique Hernandez, Jr., Director

/s/ H. Frederick Christie              /s/ Charles D. Miller
---------------------------------      ---------------------------------
H. Frederick Christie, Director        Charles D. Miller, Director

/s/ Stephen E. Frank                   /s/ Dr. Alberta E. Siegel
---------------------------------      ---------------------------------
Stephen E. Frank, Director             Dr. Alberta E. Siegel, Director

/s/ John V. Giovenco                   /s/ Willis B. Wood, Jr.
---------------------------------      ---------------------------------
John V. Giovenco, Director             Willis B. Wood, Jr., Director

/s/ Firmin A. Gryp
-------------------------------
Firmin A. Gryp, Director


                              EXHIBIT INDEX


                                                              Sequentially
Exhibit                                                           Numbered
  No.                       DESCRIPTION                               Page
-------   -------------------------------------------------   ------------

  28.1   Annual Statement as to Compliance for Certificate             11
         Series 1987-1 through 1989-1

  28.2   Supplemental Report of Independent Accountants on             13
         Agreed Upon Procedures Relating to Requirements
         of Certain Pooling and Servicing Agreements for
         Mortgage Pass-Through Certificates

